Form 10-Q
period 2000-03-31
MD2PATIENT INC
filed 2000-05-22
CIK 1099613

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                      OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________
                  .

                        COMMISSION FILE NUMBER 333-91619

                                MD2PATIENT, INC.
             (exact name of registrant as specified in its charter)

                        GEORGIA                                                  62-1798114
            (state or other jurisdiction of                       (I.R.S. Employer Identification Number)
             incorporation or organization)
         501 CORPORATE CENTRE DRIVE, SUITE 200,
                  FRANKLIN, TENNESSEE                                              37067
        (Address of principal executive offices)                                 (Zip Code)
                        Registrant's telephone number, including area code: (615) 383-8400

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     The number of shares outstanding of the issuer's only class of Common Stock, $0.01 par value, as of March 31, 2000 was 24,347,500.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                MD2PATIENT, INC.

                                     INDEX

                                                                       PAGE
                                                                       ----
                      PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS........................................    1

         Condensed Balance Sheets at December 31, 1999 and March 31,
         2000 (Unaudited)............................................    1

         Condensed Statement of Operations for the three month period
         ended March 31, 2000 (Unaudited)............................    2

         Condensed Statement of Cash Flows for the three month period
         ended March 31, 2000 (Unaudited)............................    3

         Notes to Condensed Financial Statements.....................    4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...................................    6

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...    8

                       PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...........................................    9

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...................    9

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................    9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    9

ITEM 5.  OTHER INFORMATION...........................................   10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................   10

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                MD2PATIENT, INC.

                            CONDENSED BALANCE SHEETS

                                                              DECEMBER 31, 1999   MARCH 31, 2000
                                                              -----------------   --------------
                                                                  (AUDITED)        (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................     $4,025,058        $ 2,364,447
  Prepaid and other.........................................        107,168            223,719
                                                                 ----------        -----------
     Total current assets...................................      4,132,226          2,588,166
  Deferred offering costs...................................        184,328            344,407
  Computer software costs...................................        259,283          1,086,957
  Equipment and furniture, net..............................         92,073            180,843
                                                                 ----------        -----------
     Total assets...........................................     $4,667,910        $ 4,200,373
                                                                 ==========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses.....................     $  257,292        $   410,000
  Deferred subscription fees................................         80,333            324,165
                                                                 ----------        -----------
     Total current liabilities..............................        337,625            734,165
  Deferred subscription fees................................        144,667            648,428
                                                                 ----------        -----------
     Total liabilities......................................        482,292          1,382,593
                                                                 ----------        -----------
STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $.01 par value, 300,000,000
     shares authorized:
     Series A Convertible; 50,000,000 shares designated;
       5,000,000 shares issued and outstanding (liquidation
       preference of $5,000,000 at December 31, 1999).......         50,000             50,000
     Series B Convertible; 50,000,000 shares designated; no
       shares issued and outstanding........................             --                 --
  Common stock, $.01 par value, 300,000,000 shares
     authorized; 10,000,000 and 24,347,500 shares issued and
     outstanding at December 31, 1999 and March 31, 2000,
     respectively...........................................        100,000            243,475
  Unearned stock grant compensation.........................             --           (127,500)
  Additional paid-in capital................................      4,686,087          4,686,087
  Deficit accumulated during development stage..............       (650,469)        (2,034,282)
                                                                 ----------        -----------
     Total stockholders' equity.............................      4,185,618          2,817,780
                                                                 ----------        -----------
     Total liabilities and stockholders' equity.............     $4,667,910        $ 4,200,373
                                                                 ==========        ===========

                                MD2PATIENT, INC.

                       CONDENSED STATEMENT OF OPERATIONS

                                                               THREE MONTHS
                                                                  ENDED
                                                              MARCH 31, 2000
                                                              --------------
                                                               (UNAUDITED)

REVENUE.....................................................   $        --

OPERATING EXPENSES:

  Selling, general and administrative.......................    (1,408,839)

  Loss from operations......................................    (1,408,839)
                                                               -----------

  Interest income...........................................        25,026
                                                               -----------

     Net loss...............................................   $(1,383,813)
                                                               ===========

Basic and diluted net loss per share........................   $     (0.07)
                                                               ===========

Basic and diluted weighted average shares outstanding.......    20,924,669
                                                               ===========

                                MD2PATIENT, INC.

                       CONDENSED STATEMENT OF CASH FLOWS

                                                               THREE MONTHS
                                                                  ENDED
                                                              MARCH 31, 2000
                                                              --------------
                                                               (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................   $(1,383,813)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................        15,000
     Stock grant compensation...............................        15,975
     Change in assets and liabilities:
       Prepaid and other....................................      (116,551)
       Accounts payable and accrued expenses................       152,708
       Deferred subscription fees...........................       747,593
                                                               -----------

          Net cash used in operating activities.............      (569,088)

CASH FLOWS USED BY INVESTING ACTIVITIES:
  Capital expenditures......................................      (931,444)
                                                               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Deferred offering costs...................................      (160,079)
                                                               -----------
          Net cash used in financing activities.............      (160,079)
                                                               -----------
          Net decrease in cash..............................    (1,660,611)
                                                               -----------

  Cash, beginning of period.................................     4,025,058
                                                               -----------

  Cash, end of period.......................................   $ 2,364,447
                                                               ===========

                                MD2PATIENT, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

MD2patient, Inc. ("the Company") is a Georgia corporation which was incorporated and capitalized by Heritage Group LLC ("Heritage") in July 1999 under the name of MDpathways, Inc. The Company changed its name to MD2patient, Inc. in December 1999. The Company is developing a web site to provide access to selected on-line healthcare content and services and to develop web pages for its physician subscribers.

MD2patient, Inc. is in the development stage as its operations principally involve the building of its web site infrastructure, market analysis, capital raising and other business planning activities. No revenue has been generated. Since MD2patient, Inc. is in the development stage, the accompanying financial statements should not be regarded as typical for normal operating periods.

2. BASIS OF PRESENTATION

The condensed financial statements included herein are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 1999, which are contained in the Company's Registration Statement filed on Form S-1 with the Securities and Exchange Commission (File No. 333-91619). The results of operations for the three-month period ended March 31, 2000, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

3. NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon an assumed conversion of outstanding Series B Convertible Preferred Stock and an assumed exercise of outstanding Warrants, are included in diluted net loss per share only when these shares are dilutive. The total number of shares excluded from the calculations of dilutive loss per share was 6,000,000 at March 31, 2000.

4. EMPLOYMENT AGREEMENTS

During January 2000, the Company entered into employment agreements with five executive officers. The agreements generally continue until terminated with notice by the Company or the executive, and provide for severance payments under certain circumstances. The agreements include a covenant against competition with the Company, which extends for a period of one year after termination. As of January 1, 2000, if all employees under contract were to be terminated without good cause (as defined) under these contracts, the Company's liability would be approximately $950,000.

5. 2000 LONG-TERM INCENTIVE PLAN

Effective January 13, 2000, the Board of Directors and shareholders approved the 2000 Long-term Incentive Plan which provides for the grant of nonqualified and incentive stock options, stock appreciation rights, performance shares, restricted stock and other stock-based awards. There are 10,000,000 shares available under this plan for future grants at March 31, 2000. Under the provisions of the 2000 plan, incentive stock options are to be granted at an exercise price of not less than fair market value of our Common Stock on the date of grant, and nonqualified stock options are to be granted at an exercise price not less than 85% of the fair market value of our Common Stock on the date of grant. To date no grants have been made under this plan.

6. RESTRICTED STOCK GRANTS

During January, February and March 2000, the Company granted 13,750,000 restricted shares of common stock to certain of its employees and directors. Shares were awarded in the name of the employee, who has all rights of a shareholder, subject to certain restrictions on transferability and a risk of forfeiture. The forfeiture provisions expire monthly, over a period not to exceed five years. Restricted shares subject to forfeiture provisions have been recorded as unearned stock grant compensation totaling $137,500 in stockholders' equity and, accordingly, $10,000 has been recognized as compensation expense for the three months ending March 31, 2000.

7. STOCK GRANTS

During February 2000, the Company granted 597,500 shares of common stock to seven individuals who had been instrumental in the Company's initial start-up activities during 1999. Accordingly, $5,975 of compensation expense was recorded relating to these grants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

OVERVIEW

     We are a development stage company recently formed to develop and operate a web site to provide access to selected on-line healthcare content and services to our physician subscribers and their patients. We recently completed the initial development and launch of our web site during April 2000, and have begun to offer limited Internet services.

ANTICIPATED SOURCES OF REVENUE

     Our web site became operational during April 2000. We anticipate that we will generate revenue primarily from the following sources:

     - Fees paid by physician subscribers;

     - Fees paid by web vendors in connection with installing and managing content and services on or through our site;

     - Advertising revenue from businesses desiring to access our physician subscribers and their patients;

     - Fees paid by vendors in connection with business-to-business e-commerce transactions generated through our site;

     - Fees paid by vendors in connection with business-to-consumer e-commerce transactions generated through our site; and

     - Fees paid by pharmaceutical research and drug manufacturing companies in connection with medical research and/or participation in on-line clinical drug trials.

     Physician Subscriptions. We plan to build and to retain a physician subscriber base by offering an evolving array of content and services selected by our physician specialty panels. Subscriptions will be sold for three years of service to be paid in a single lump sum of $1,000 or three annual installments of $400. As of March 31, 2000, we had 1,386 physician subscribers, of which 139 received free subscriptions in connection with their purchase of shares of Series A Convertible Preferred Stock in our November 1999 private placement.

     Web Vendors. For an ongoing fee plus participation in revenues generated from traffic originating from our site, we anticipate entering into agreements with vendors to install and manage selected healthcare content and services on or through our site with links to their site. Such content and services will have been reviewed and selected by our physician specialty panels for inclusion on or through our site. As of May 15, 2000, we had entered into one agreement with a vendor, Healthwise, Incorporated, to provide content for our site. However, our agreement with Healthwise requires us to pay Healthwise a license fee for the use of their content and does not provide for any fees or other revenues payable to us.

     Advertising. The key factors in attracting advertising revenue is the size of our physician subscriber base, our ability to capture demographic information valuable to advertisers, and the frequency with which our web site is accessed. In connection with the development of our web site, we are also developing the databases necessary to capture and present the information that we believe will be particularly valuable to advertisers. As of May 15, 2000, we have not entered into any relationships or agreements with advertisers.

     Business-to-Business e-commerce Transactions. In connection with the development of our web site, we plan to offer our physician subscribers and their practice staffs content and services that will assist them in the day-to-day management and operation of their practices. We believe this category of services will allow us to generate additional revenues from business-to-business e-commerce transactions originating from our site and enhance our ability to improve the efficiency of our physician subscribers' practices. Some of the services offered through our site will be targeted to all physicians, while other services will be targeted to specific medical specialties.

     Business-to-Consumer e-Commerce Transactions. We believe our physician subscribers will include a large number of affluent consumers with significant disposable income which will be attractive to vendors. We will attempt to secure relationships with selected vendors that desire to offer consumer products and services to our physician subscribers through our site. We believe we will be able to structure these relationships in a manner that will allow us to charge access fees and otherwise participate in the revenues generated from such transactions.

     We also believe that the patients of our physician subscribers will represent a consumer base that will be attractive to vendors of consumer healthcare products and services. Accordingly, we will seek to generate additional revenue by charging access fees and/or a percentage of the revenues generated by transactions between vendors and patients that occur through our site.

     Medical Research and Clinical Drug Trials. We plan to promote our physician subscriber base to pharmaceutical research and drug manufacturing companies interested in enrolling physicians in on-line surveys and clinical drug trials. If we are successful in these efforts, we believe participating companies will pay us a fee for information generated from our database, access to our subscribing physicians and advertisements of their surveys and drug trials on our web site. As of May 15, 2000, we have not entered into any agreements with pharmaceutical research or drug manufacturing companies.

CURRENT AND ANTICIPATED FINANCIAL COMMITMENTS

     Beginning in late March 2000, we accelerated our efforts to implement our business plan and our associated spending. Arthur Andersen LLP continues to assist us in developing our technical infrastructure and web site. In addition, we continue to lease from Arthur Andersen the servers and related computer hardware and equipment that support our web site. Presently, these leases are on a month-to-month basis and these costs are expensed as incurred. Under our arrangements with Arthur Andersen, costs are expected to average $320,000 per month until such time as the Company takes the programming and maintenance functions in-house.

     As of May 15, 2000, we employed 52 persons, including senior personnel who supervise operations, content management and information services. We also anticipate a need in the near future to hire additional personnel, especially in the area of field operations to service our physician subscribers and their offices.

     As a result of these activities, we anticipate incurring substantial additional costs and expenses related to the continued development of our web site and the hiring of qualified personnel. Future costs and expenses will include sales and marketing expenses incurred to attract physician subscribers to our web services, ongoing technology costs to enhance the content and services available to our physician subscribers and their patients, and costs associated with field operations which service our physicians and their offices.

LIQUIDITY AND CAPITAL RESOURCES

     During 1999, we raised $5,000,000 through a private placement of 5,000,000 shares of our Series A Convertible Preferred Stock and warrants. We also raised $100,000 through the private placement of Common Stock to Heritage Group, LLC. As of March 31, 2000, our principal commitments consisted of our agreements with Arthur Andersen, our web site consultants, and the costs and expenses incurred in connection with the private placements and our currently on-going public offering registered on Form S-1 (File No. 333-91619). We believe that we have sufficient existing capital resources to maintain our presently existing web site for the next 12 months. Our web site presently includes physician web pages, which allow patients access to information relating to individual physician practices. The web site also makes limited content and services available to our physician subscribers, including the development of customized web pages and links to medical societies and various clinical information databases. If we are successful in selling at least the minimum number of shares of Series B Convertible Preferred Stock available in our ongoing public offering, we believe we will have sufficient capital to meet our anticipated long-term working capital needs.

     While the minimum net proceeds of our on-going public offering are expected to be sufficient to meet our anticipated long-term working capital needs, additional capital could be required if unexpected costs arise or if we seek to enhance the content or services to be provided through our web site or accelerate the implementation of our business plan through the acquisition of complementary businesses. If additional capital requirements arise, we may need to raise additional funds sooner than expected. If we raise additional funds through the issuance of equity or convertible debt securities, these securities may have rights, preferences or privileges that are superior to those of the shares available in this offering and may result in substantial dilution to existing shareholders. If additional funding is needed, there is no assurance that such funding will be available on terms acceptable to us, if at all.

     Our losses from inception to March 31, 2000 total $2,034,282, consisting principally of costs incurred in the form of direct expenses primarily consisting of payroll, legal and consulting fees. These costs relate to the development of our web site, sales and marketing expenses incurred to attract physician subscribers, and our capital-raising activities to date.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(D) USE OF PROCEEDS

     The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933, as amended (File No. 333-91619), and relating to the initial public offering of (i) Series B Convertible Preferred Stock, (ii) Series A Convertible Preferred Stock, and (iii) Warrants to purchase Series A Convertible Preferred Stock, was April 5, 2000. The following securities may be sold pursuant to the registration statement: (a) a minimum of 5,000,000 shares of Series B Convertible Preferred Stock and a maximum of 34,000,000 shares of Series B Convertible Preferred Stock, (b) a maximum of 6,000,000 shares of Series A Convertible Preferred Stock (including the shares for which the Warrants are exercisable), and (c) Warrants to purchase a maximum of 4,000,000 shares of Series A Convertible Preferred Stock. All payments for the shares and Warrants are being deposited into an escrow account at SunTrust Bank until we receive payments for at least 5,000,000 shares of Series B Convertible Preferred Stock. If we do not receive payments for at least 5,000,000 shares of Series B Convertible Preferred Stock by December 31, 2000, we will terminate the offering and promptly return all payments plus interest, if any.

     The offering commenced on April 7, 2000 and has not been terminated. We have engaged W. R. Hambrecht & Company, LLC to assist in the sale of shares and Warrants in the offering. The minimum aggregate offering price for the Series B Convertible Preferred Stock is $5,000,000 and the maximum aggregate offering price for the Series B Convertible Preferred Stock is $34,000,000. The aggregate offering price for the Series A Convertible Preferred Shares and Warrants to purchase shares of Series A Convertible Preferred Stock is $6,000,000 (including the exercise price of the Warrants). None of the shares of Series B Convertible Preferred Stock, Series A Convertible Preferred Stock or Warrants have been sold to date and, therefore, we have not yet received any offering proceeds.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Acting by unanimous written consent in lieu of a meeting, effective January 13, 2000, the holder of 100% of our issued and outstanding shares of Common Stock approved and adopted the MD2patient, Inc. 2000 Long-Term Incentive Plan (the "2000 Plan").

     VOTED FOR:  10,000,000     VOTED AGAINST:  none

     Acting by unanimous written consent in lieu of a meeting, effective January 13, 2000, the holder of 100% of our issued and outstanding shares of Common Stock approved an amendment to our Articles of Incorporation to change the rate at which shares of Series B Convertible Preferred Stock automatically convert into shares of Series A Convertible Preferred Stock (or into Common Stock if a Qualified Public Offering has occurred on or before the date of conversion) from a rate of one-fifth per year to a rate of one-third per year on each anniversary of the date of their issuance.

     VOTED FOR:  10,000,000     VOTED AGAINST:  none

     Acting by written consent in lieu of a meeting, effective January 13, 2000, holders of 64% of all of our issued and outstanding shares of Series A Convertible Preferred Stock approved an amendment to our Articles of Incorporation to change the rate at which shares of Series B Convertible Preferred Stock automatically convert into shares of Series A Convertible Preferred Stock (or into Common Stock if a Qualified Public

Offering has occurred on or before the date of conversion) from a rate of one-fifth per year to a rate of one-third per year on each anniversary of the date of their issuance.

     CONSENTED:  3,200,000     DID NOT CONSENT:  1,800,000

ITEM 5.  OTHER INFORMATION.

     In April 2000, Joseph B. Crace, our Chief Executive Officer, assumed the additional office of President from John E. Blount. At that time, Mr. Blount became our Executive Vice President of Physician Services and retained his position as a member of our Board of Directors. Mr. Crace has also been elected to serve as an additional member of our Board of Directors, bringing the overall size of our Board of Directors to seven.

     Nicholas A. Balog, 44, joined us on March 8, 2000 as Executive Vice President of Operations. From March 1990 until March 2000, Mr. Balog worked at PhyCor, Inc., a publicly traded physician practice management company in Nashville, Tennessee, where he served as Vice President of operations and was responsible for strategic planning, operations and operational profitability and achieving and maintaining positive physician, hospital and third party payer relationships for several affiliated multispecialty medical groups. Prior to that role he was Executive Director for affiliated multispecialty medical group practices in Florida and Virginia. From 1980 until 1990, he served as Executive Vice President with Choate Symmes Health Services, Inc., Woburn, Massachusetts, a health system that included several hospitals and a comprehensive ambulatory care facility. From 1978 until 1980 he served as Assistant Administrator for the Easter Seal Rehabilitation Center of Eastern Fairfield County in Bridgeport, Connecticut. Mr. Balog holds a Master of Public Health Degree from Yale University and a B.S. in Business Administration from Bryan College in Rhode Island. Mr. Balog has 23 years of health industry experience.

     We have entered into an employment agreement with Mr. Balog, which contains substantially the same terms as the employment agreements we have with our other executive officers. The initial term of Mr. Balog's employment agreement expires on March 8, 2002, subject to automatic renewal for additional one-year terms. We may terminate the agreement at any time. In the event that we terminate the agreement without "cause" (as defined in the agreement), Mr. Balog will continue to receive his then current salary as a severance benefit for a period of one year following such termination. "Cause" includes fraud, misappropriation, embezzlement, engaging in competition with us and improperly disclosing our proprietary information. The employment agreement prohibits Mr. Balog from competing with us or disclosing our proprietary information for a period of 12 months following termination of employment. The agreement entitles Mr. Balog to an annual base salary of $175,000 and provides that our Board of Directors may grant Mr. Balog a bonus from time to time. In addition, the agreement provides that Mr. Balog will receive a restricted stock award of 500,000 shares of common stock. Pursuant to this requirement, we intend to enter into a restricted stock award agreement with Mr. Balog with respect to the issuance of such shares. The restricted stock award vests over a three-year period that commenced March 8, 2000. The consideration for the issuance of these shares is future services that we expect to receive from Mr. Balog. The offer and sale of these shares is deemed to be exempt from registration under the Securities Act of 1933 in reliance on Rule 701 promulgated under such Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS

     Exhibit 10.1  [Intentionally Left Blank]

     Exhibit 10.2 Employment Agreement dated as of January 1, 2000 by and between MD2patient, Inc. and John E. Blount (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, File No. 333-91619)

     Exhibit 10.3 Employment Agreement dated as of January 1, 2000 by and between MD2patient, Inc. and John Thomas A. Gallagher (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, File No. 333-91619)

     Exhibit 10.4 Employment Agreement dated as of January 1, 2000 by and between MD2patient, Inc. and Albert Rodewald (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, File No. 333-91619)

     Exhibit 10.5 Employment Agreement dated as of January 1, 2000 by and between MD2patient, Inc. and James G. Petway,
                   Jr.(Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, File No. 333-91619)

     Exhibit 10.6 MD2patient, Inc. 2000 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, File No. 333-91619)

     Exhibit 10.7 Restricted Stock Award Agreement dated as of January 14, 2000 by and between MD2patient, Inc. and John E. Blount (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, File No. 333-91619)

     Exhibit 10.8 Restricted Stock Award Agreement dated as of January 14, 2000 by and between MD2patient, Inc. and Thomas A. Gallagher (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, File No. 333-91619)

     Exhibit 10.9 Restricted Stock Award Agreement dated as of January 14, 2000 by and between MD2patient, Inc. and Albert Rodewald (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, File No. 333-91619)

     Exhibit 10.10 Restricted Stock Award Agreement dated as of January 14, 2000 by and between MD2patient, Inc. and James G. Petway, Jr. (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, File No. 333-91619)

     Exhibit 10.11 Restricted Stock Award Agreement dated as of January 14, 2000 by and between MD2patient, Inc. and Rock A. Morphis (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, File No. 333-91619)

     Exhibit 10.12 Employment Agreement dated as of January 24, 2000 by and between MD2patient, Inc. and Joseph B. Crace (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, File No. 333-91619)

     Exhibit 10.13 Restricted Stock Award Agreement dated as of February 11, 2000 by and between MD2patient, Inc. and Joseph B. Crace (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, File No. 333-91619)

     Exhibit 10.14 Employment Agreement dated as of March 8, 2000 by and between MD2patient, Inc. and Nicholas A. Balog

     Exhibit 27.1  Financial Data Schedule (for SEC use only)

(B) REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MD2PATIENT, INC.
                                                  /s/ JOSEPH B. CRACE
                                          --------------------------------------
                                                     Joseph B. Crace
                                          President and Chief Executive Officer

                                               /s/ JAMES G. PETWAY, JR.
                                          --------------------------------------
                                                   James G. Petway, Jr.
                                            Executive Vice President and Chief
                                                    Financial Officer

May 22, 2000

                                 EXHIBIT INDEX

EXHIBIT NUMBER   DESCRIPTION OF EXHIBITS
--------------   -----------------------
Exhibit 10.1     [Intentionally Left Blank]
Exhibit 10.2     Employment Agreement dated as of January 1, 2000 by and
                 between MD2patient, Inc. and John E. Blount (Incorporated by reference to Exhibit 10.2 to the Company's Registration
                 Statement on Form S-1, File No. 333-91619)
Exhibit 10.3     Employment Agreement dated as of January 1, 2000 by and
                 between MD2patient, Inc. and John Thomas A. Gallagher
                 (Incorporated by reference to Exhibit 10.3 to the Company's
                 Registration Statement on Form S-1, File No. 333-91619)
Exhibit 10.4     Employment Agreement dated as of January 1, 2000 by and
                 between MD2patient, Inc. and Albert Rodewald (Incorporated by reference to Exhibit 10.4 to the Company's Registration
                 Statement on Form S-1, File No. 333-91619)
Exhibit 10.5     Employment Agreement dated as of January 1, 2000 by and
                 between MD2patient, Inc. and James G. Petway,
                 Jr.(Incorporated by reference to Exhibit 10.5 to the
                 Company's Registration Statement on Form S-1, File No.
                 333-91619)
Exhibit 10.6     MD2patient, Inc. 2000 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.6 to the Company's Registration
                 Statement on Form S-1, File No. 333-91619)
Exhibit 10.7     Restricted Stock Award Agreement dated as of January 14,
                 2000 by and between MD2patient, Inc. and John E. Blount
                 (Incorporated by reference to Exhibit 10.7 to the Company's
                 Registration Statement on Form S-1, File No. 333-91619)
Exhibit 10.8     Restricted Stock Award Agreement dated as of January 14,
                 2000 by and between MD2patient, Inc. and Thomas A. Gallagher
                 (Incorporated by reference to Exhibit 10.8 to the Company's
                 Registration Statement on Form S-1, File No. 333-91619)
Exhibit 10.9     Restricted Stock Award Agreement dated as of January 14,
                 2000 by and between MD2patient, Inc. and Albert Rodewald
                 (Incorporated by reference to Exhibit 10.9 to the Company's
                 Registration Statement on Form S-1, File No. 333-91619)
Exhibit 10.10    Restricted Stock Award Agreement dated as of January 14,
                 2000 by and between MD2patient, Inc. and James G. Petway,
                 Jr. (Incorporated by reference to Exhibit 10.10 to the
                 Company's Registration Statement on Form S-1, File No.
                 333-91619)
Exhibit 10.11    Restricted Stock Award Agreement dated as of January 14,
                 2000 by and between MD2patient, Inc. and Rock A. Morphis
                 (Incorporated by reference to Exhibit 10.11 to the Company's
                 Registration Statement on Form S-1, File No. 333-91619)
Exhibit 10.12    Employment Agreement dated as of January 24, 2000 by and
                 between MD2patient, Inc. and Joseph B. Crace (Incorporated by reference to Exhibit 10.4 to the Company's Registration
                 Statement on Form S-1, File No. 333-91619)
Exhibit 10.13    Restricted Stock Award Agreement dated as of February 11,
                 2000 by and between MD2patient, Inc. and Joseph B. Crace
                 (Incorporated by reference to Exhibit 10.13 to the Company's
                 Registration Statement on Form S-1, File No. 333-91619)
Exhibit 10.14    Employment Agreement dated as of March 8, 2000 by and
                 between MD2patient, Inc. and Nicholas A. Balog.
Exhibit 27.1     Financial Data Schedule (for SEC use only)