Form 10-Q
period 2000-06-30
MD2PATIENT INC
filed 2000-08-14
CIK 1099613

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                      OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________
                  .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     The number of shares outstanding of the issuer's only class of Common Stock, $0.01 par value, as of June 30, 2000 was 30,252,500.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                MD2PATIENT, INC.

                                     INDEX

                                                                       PAGE
                                                                       ----
                      PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS........................................    1

         Condensed Balance Sheets at December 31, 1999 and June 30,
         2000 (Unaudited)............................................    1

         Condensed Statement of Operations for the three and six
         month periods ended June 30, 2000 (Unaudited)...............    2

         Condensed Statement of Cash Flows for the six month period
         ended June 30, 2000 (Unaudited).............................    3

         Notes to Condensed Financial Statements.....................    4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...................................    6

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...    9

                       PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...........................................   10

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...................   10

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................   10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   10

ITEM 5.  OTHER INFORMATION...........................................   10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................   10

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                MD2PATIENT, INC.

                            CONDENSED BALANCE SHEETS

                                                              DECEMBER 31, 1999   JUNE 30, 2000
                                                              -----------------   -------------
                                                                  (AUDITED)        (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................     $4,025,058        $ 1,395,836
  Prepaid and other.........................................        107,168            109,893
                                                                 ----------        -----------
     Total current assets...................................      4,132,226          1,505,729
  Deferred offering costs...................................        184,328            775,227
  Computer software costs...................................        259,283          2,291,043
  Equipment and furniture, net..............................         92,073            470,664
                                                                 ----------        -----------
     Total assets...........................................     $4,667,910        $ 5,042,663
                                                                 ==========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses.....................     $  257,292        $ 2,041,000
  Deferred subscription fees................................         80,333            440,000
  Promissory notes payable..................................              0          2,050,000
                                                                 ----------        -----------
     Total current liabilities..............................        337,625          4,531,000
  Deferred subscription fees................................        144,667            603,530
                                                                 ----------        -----------
     Total liabilities......................................        482,292          5,134,530
                                                                 ----------        -----------
STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $.01 par value, 300,000,000
     shares authorized:
     Series A Convertible; 50,000,000 shares designated;
       5,000,000 shares issued and outstanding (liquidation
       preference of $5,000,000 at June 30, 2000)...........         50,000             50,000
     Series B Convertible; 50,000,000 shares designated; no
       shares issued and outstanding........................              0                  0
  Common stock, $.01 par value, 300,000,000 shares
     authorized; 10,000,000 and 30,252,500 shares issued and
     outstanding at December 31, 1999 and June 30, 2000,
     respectively...........................................        100,000            302,525
  Unearned stock grant compensation.........................              0           (125,525)
  Additional paid-in capital................................      4,686,087          4,686,087
  Deficit accumulated during development stage..............       (650,469)        (5,004,954)
                                                                 ----------        -----------
     Total stockholders' equity.............................      4,185,618            (91,867)
                                                                 ----------        -----------
     Total liabilities and stockholders' equity.............     $4,667,910        $ 5,042,663
                                                                 ==========        ===========

                                MD2PATIENT, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                              THREE MONTHS     SIX MONTHS
                                                                  ENDED           ENDED
                                                              JUNE 30, 2000   JUNE 30, 2000
                                                              -------------   -------------
                                                               (UNAUDITED)     (UNAUDITED)

REVENUE.....................................................   $    88,000     $    88,000

OPERATING EXPENSES:

  Selling, general and administrative.......................    (3,000,571)     (4,470,435)
                                                               -----------     -----------

  Loss from operations......................................    (2,912,571)     (4,382,435)

  Interest income...........................................         7,924          32,950

  Interest Expense..........................................        (5,000)         (5,000)

     Net loss...............................................   $(2,909,647)    $(4,354,485)
                                                               ===========     ===========

Basic and diluted net loss per share........................   $     (0.11)    $     (0.18)
                                                               ===========     ===========

Basic and diluted weighted average shares outstanding.......    26,376,676      24,815,069
                                                               ===========     ===========

                                MD2PATIENT, INC.

                       CONDENSED STATEMENT OF CASH FLOWS

                                                               SIX MONTHS
                                                                  ENDED
                                                              JUNE 30, 2000
                                                              -------------
                                                               (UNAUDITED)

CASH FLOWS USED BY OPERATING ACTIVITIES:
  Net loss..................................................   $(4,354,485)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................        45,000
     Stock grant compensation...............................        41,000
     Change in assets and liabilities:
       Prepaid and other....................................        (2,725)
       Accounts payable and accrued expenses................     1,783,708
       Deferred subscription fees...........................       818,530
                                                               -----------

          Net cash used in operating activities.............    (1,668,972)

CASH FLOWS USED BY INVESTING ACTIVITIES:
  Capital expenditures......................................    (2,455,351)
                                                               -----------
          Net cash used in investing activities.............    (2,455,351)
                                                               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Deferred offering costs...................................      (590,899)
  Proceeds from promissory notes payable....................     2,050,000
                                                               -----------
          Net cash provided by financing activities.........     1,459,101
                                                               -----------
          Net decrease in cash..............................    (2,665,222)
                                                               -----------

  Cash, beginning of period.................................     4,025,058
                                                               -----------

  Cash, end of period.......................................   $ 1,359,836
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

MD2patient, Inc. is in the development stage as its operations principally involve the building of its web site infrastructure, market analysis, capital raising and other business planning activities. Only $88,000 of revenue has been generated. Since MD2patient, Inc. is in the development stage, the accompanying financial statements should not be regarded as typical for normal operating periods.

2. BASIS OF PRESENTATION

The condensed financial statements included herein are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 1999, which are contained in the Company's Registration Statement filed on Form S-1 with the Securities and Exchange Commission (File No. 333-91619). The results of operations for the three-month and six-month periods ended June 30, 2000, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

3. NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon an assumed conversion of outstanding Series B Convertible Preferred Stock and an assumed exercise of outstanding Warrants, are included in diluted net loss per share only when these shares are dilutive. The total number of shares excluded from the calculations of dilutive loss per share was 6,000,000 at June 30, 2000.

4. EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with six executive officers. The agreements generally continue until terminated with notice by the Company or the executive, and provide for severance payments under certain circumstances. The agreements include a covenant not to compete with the Company, which extends for a period of one year after termination. As of June 30, 2000, if all employees under contract were to be terminated without good cause (as defined) under these contracts, the Company's liability would be approximately $1,125,000.

5. 2000 LONG-TERM INCENTIVE PLAN

Effective January 13, 2000, the Board of Directors and shareholders approved the 2000 Long-term Incentive Plan which provides for the grant of nonqualified and incentive stock options, stock appreciation rights, performance shares, restricted stock and other stock-based awards. There are 10,000,000 shares available under this plan for future grants at June 30, 2000. Under the provisions of the 2000 plan, incentive stock options are to be granted at an exercise price of not less than fair market value of our Common Stock on the date of grant, and nonqualified stock options are to be granted at an exercise price not less than 85% of the fair market value of our Common Stock on the date of grant. To date no grants have been made under this plan.

6. RESTRICTED STOCK GRANTS

During 2000, the Company granted 16,055,000 restricted shares of common stock to certain of its employees and directors. Shares were awarded in the name of the employee, who has all rights of a shareholder, subject to certain restrictions on transferability and a risk of forfeiture. The forfeiture provisions expire monthly, over a period not to exceed five years. Restricted shares subject to forfeiture provisions have been recorded as unearned stock grant compensation totaling $160,550 in stockholders' equity and, accordingly, $35,025 has been recognized as compensation expense for the six months ending June 30, 2000.

7. STOCK GRANTS

During February 2000, the Company granted 597,500 shares of common stock to seven individuals who had been instrumental in the Company's initial start-up activities during 1999. The Company recorded $5,975 of compensation expense related to these grants.

During June 2000, the Company issued 3,600,000 shares of common stock to Heritage Health Systems, Inc. ("HHS") pursuant to an Internet Services Agreement entered into between HHS and the Company. HHS provides various management and administrative services to independent physician associations. Pursuant to the terms of the agreement, we will have the opportunity to provide consulting and Internet-related services to HHS. HHS has agreed to exclusively endorse and recommend our services to its affiliated independent physician associations and to their physician members. Based on these introductions, we will attempt to establish relationships with various independent physician associations involving joint ownership of entities that will provide Internet services to the associations. We recorded $36,000 of consulting expense in connection with this issuance.

8. PROMISSORY NOTES PAYABLE

During June 2000, the Company borrowed $2,050,000 pursuant to promissory notes that bear interest at an annual rate of 12% and mature on June 19, 2001. The Company subsequently borrowed an additional $200,000 on the same terms and conditions. The Company may pre-pay the promissory notes at any time without penalty. A total of $1,600,000 of these promissory notes were issued to directors, executive officers, family members of an executive officer and employees of the Company, including: $200,000 to Rock A. Morphis (Chairman), $200,000 to Joseph B. Crace (President, Chief Executive Officer and Director), $200,000 to Mr. Crace's parents, R. Joseph and Rita H. Crace; $200,000 to Mr. Crace's brother, Robert K. Crace; $200,000 to Albert Rodewald (Executive Vice President, Chief Technology Officer and Director); $100,000 to John E. Blount (Executive Vice President and Director) and $200,000 to James G. Petway, Jr. (Executive Vice President and Chief Financial Officer).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

FORWARD-LOOKING STATEMENTS

     The following discussion of the financial condition and results of operation should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report. This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. When used in this document, the words "expects," "anticipates," "intends," "believes," and "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed in this document. We do not intend to update any of the forward-looking statements after the date of this filing on Form 10-Q to conform these statements to actual results. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in our registration statement filed on Form S-1 (File No. 333-91619) in connection with our ongoing public offering.

OVERVIEW

     We are a development stage company recently formed to develop and operate a web site to provide access to selected on-line healthcare content and services to our physician subscribers and their patients. We completed the initial development and launch of our web site during April 2000, and have begun to offer limited Internet services.

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

     Physician Subscriptions. We plan to build and to retain a physician subscriber base by offering an evolving array of content and services selected by our physician specialty panels. Subscriptions will be sold for three years of service to be paid in a single lump sum of $1,000 or three annual installments of $400. As of June 30, 2000, we had 1,745 physician subscribers, of which 139 received free subscriptions in connection with their purchase of shares of Series A Convertible Preferred Stock in our November 1999 private placement.

     Web Vendors. For an ongoing fee plus participation in revenues generated from traffic originating from our site, we anticipate entering into agreements with vendors to install and manage selected healthcare content and services on or through our site with links to their site. Such content and services will have been reviewed and selected by our physician specialty panels for inclusion on or through our site. As of August 14, 2000, we had entered into one agreement with a vendor, Healthwise, Incorporated, to provide content for our site. However, our agreement with Healthwise requires us to pay Healthwise a license fee for the use of their content and does not provide for any fees or other revenues payable to us.

     Advertising. The key factors in attracting advertising revenue is the size of our physician subscriber base, our ability to capture demographic information valuable to advertisers, and the frequency with which our web site is accessed. In connection with the development of our web site, we are also developing the databases necessary to capture and present the information that we believe will be particularly valuable to advertisers. As of August 14, 2000, we have not entered into any relationships or agreements with advertisers.

     Business-to-Business e-commerce Transactions. In connection with the development of our web site, we plan to offer our physician subscribers and their practice staffs content and services that will assist them in the day-to-day management and operation of their practices. We believe this category of services will allow us to generate additional revenues from business-to-business e-commerce transactions originating from our site and enhance our ability to improve the efficiency of our physician subscribers' practices. Some of the services offered through our site will be targeted to all physicians, while other services will be targeted to specific medical specialties. As of August 14, 2000, we have not generated any revenues from business-to-business e-commerce transactions.

     Business-to-Consumer e-Commerce Transactions. We believe our physician subscribers will include a large number of affluent consumers with significant disposable income which will be attractive to vendors. We will attempt to secure relationships with selected vendors that desire to offer consumer products and services to our physician subscribers through our site. We believe we will be able to structure these relationships in a manner that will allow us to charge access fees and otherwise participate in the revenues generated from such transactions. As of August 14, 2000, we have not entered into any relationships with vendors that provide for access fees or other revenues based on the sale of consumer products or services.

     We also believe that the patients of our physician subscribers will represent a consumer base that will be attractive to vendors of consumer healthcare products and services. Accordingly, we will seek to generate additional revenue by charging access fees and/or a percentage of the revenues generated by transactions between vendors and patients that occur through our site; however, no such relationships have been entered into to date.

     Medical Research and Clinical Drug Trials. We plan to promote our physician subscriber base to pharmaceutical research and drug manufacturing companies interested in enrolling physicians in on-line surveys and clinical drug trials. If we are successful in these efforts, we believe participating companies will pay us a fee for information generated from our database, access to our subscribing physicians and advertisements of their surveys and drug trials on our web site. As of August 14, 2000, we have not entered into any agreements with pharmaceutical research or drug manufacturing companies.

CURRENT AND ANTICIPATED FINANCIAL COMMITMENTS

     Beginning in late March 2000, we accelerated our efforts to implement our business plan and our associated spending. Arthur Andersen LLP continued to assist us in developing our technical infrastructure and web site through June 30, 2000. However, beginning in July we hired several information technology personnel and brought virtually all programming and maintenance functions in-house.

     As of August 14, 2000, we employed 58 persons, including senior personnel who supervise operations, content management and information services. We also anticipate a need in the near future to hire additional personnel, especially in the area of field operations to service our physician subscribers and their offices.

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

LIQUIDITY AND CAPITAL RESOURCES

     During 1999, we raised $5,000,000 through a private placement of 5,000,000 shares of our Series A Convertible Preferred Stock and warrants. We also raised $100,000 through the private placement of Common Stock to Heritage Group, LLC. As of June 30, 2000, our principal commitments consisted of our agreements with Arthur Andersen, our web site consultant, payroll, and the costs and expenses incurred in connection with the private placement and our ongoing public offering registered on Form S-1 (File No. 333-91619). Our web site presently includes physician web pages, which allow patients access to information related to individual physician practices. The web site also makes limited content and services available to our physician subscribers, including the development of customized web pages and links to medical societies and various clinical information databases.

     Since the commencement of our ongoing public offering, we have accelerated the implementation of our business plan by, among other things, expanding our technical and sales infrastructure which has resulted in an increase in the general and administrative expenses associated with operating our business. Concurrently, it has taken substantially longer than we anticipated to raise the $5,000,000 minimum net proceeds necessary to effect the initial closing of our ongoing public offering of Series B Convertible Preferred Stock. As of June 30, 2000, our primary source of liquidity was the $1.39 million of cash and cash equivalents on hand. We do not have a bank credit facility. Accordingly, since June 2000, we have borrowed $2,250,000 to meet our working capital needs principally from executive officers and directors of the Company. These loans are evidenced by promissory notes that bear interest at an annual rate of 12% and mature on June 19, 2001. Absent a significant reduction in our recurring operating expenses, we will require additional funding to meet current liabilities. If we are successful in selling at least the minimum number of shares of Series B Convertible Preferred Stock available in our public offering, we believe we will have sufficient capital to meet current liabilities; however, without a reduction in operating expenses, we believe we will still need additional capital to meet our anticipated long-term working capital requirements.

     We expect a significant deployment of cash during the remainder of the calendar year as we continue to implement our business plan and procure the content and services to be provided to our physician subscribers. We are actively pursuing other sources of new cash financing, including the possibility of creating a new series of preferred stock to be issued to institutional investors in connection with a convertible debt or equity investment in the Company. Additionally, we are exploring other strategic alternatives that may include a joint venture or strategic alliance with other parties. If additional funds are raised through the issuance of equity or convertible debt securities, these securities may have rights, preferences or privileges that are superior to those of the shares available in our public offering and may result in substantial dilution to existing shareholders. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to the Company or our shareholders. If such financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of business opportunities, respond to competitive pressures, or meet operating obligations, any of which could have a material adverse affect on our business, financial condition and results of operations.

     Cash used in operating activities for the three months ended June 30, 2000 was $1,670,000. The cash used in operating activities was attributable to funding net operating losses offset by non-cash charges for amortization of deferred stock compensation, depreciation and amortization. These amounts were further offset by increases in deferred subscription fees, accounts payable and accrued expenses. Cash used in investing activities for the six months ended June 30, 2000 was $2,460,000. The cash used in investing activities was attributable to capital expenditures. Cash provided by financing activities for the six months ended June 30, 2000 was $1,460,000, which was attributable to the proceeds from promissory notes offset by deferred offering costs incurred.

     Our losses from inception to June 30, 2000 total $5,004,954, consisting principally of costs incurred in the form of direct expenses primarily consisting of payroll, legal and consulting fees. These costs relate to the development of our web site, sales and marketing expenses incurred to attract physician subscribers, and our capital-raising activities to date.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS

     Exhibit 27   Financial Data Schedule

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

                                          MD2PATIENT, INC.

                                                  /s/ JOSEPH B. CRACE
                                          --------------------------------------
                                                     Joseph B. Crace
                                          President and Chief Executive Officer

                                               /s/ JAMES G. PETWAY, JR.
                                          --------------------------------------
                                                   James G. Petway, Jr.
                                            Executive Vice President and Chief
                                                    Financial Officer

August 14, 2000

                                 EXHIBIT INDEX

EXHIBIT NUMBER   DESCRIPTION OF EXHIBITS
--------------   -----------------------
Exhibit 27       Financial Data Schedule