Form 10-Q
period 2000-09-30
MD2PATIENT INC
filed 2000-11-14
CIK 1099613

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         [Mark One]
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       Or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.

                        Commission File Number 333-91619


                                MD2PATIENT, INC.
             (exact name of registrant as specified in its charter)


           Georgia                                      62-1798114
(state or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

501 Corporate Centre Drive, Suite 200, Franklin, Tennessee         37067
         (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (615) 383-8400



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [X]   No [ ]


         The number of shares outstanding of the issuer's only class of Common Stock, $0.01 par value, as of September 30, 2000 was 26,907,083.

                                MD2PATIENT, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Balance Sheets at December 31, 1999 and September 30, 2000 (Unaudited).........................   1

         Condensed Statements of Operations for the three and nine month periods ended September 30, 2000
         (Unaudited)..............................................................................................   2

         Condensed Statement of Cash Flows for the nine month periods ended September 30, 2000 (Unaudited)........   3

         Notes to Condensed Financial Statements..................................................................   4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................   6

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK................................................   9


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS........................................................................................   9

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS................................................................   9

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..........................................................................   9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................................   9

ITEM 5.  OTHER INFORMATION........................................................................................   9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.........................................................................  10

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                                MD2PATIENT, INC.

                            CONDENSED BALANCE SHEETS

                                                                       December 31, 1999       September 30, 2000
                                                                       -----------------       ------------------
                                                                                                   (unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents .........................................    $ 4,025,058              $   292,204
   Prepaid and other .................................................        107,168                   54,946
                                                                          -----------              -----------
     Total current assets ............................................      4,132,226                  347,150
   Deferred offering costs ...........................................        184,328                       --
   Computer software costs ...........................................        259,283                2,184,271
   Equipment and furniture, net ......................................         92,073                  429,910
                                                                          -----------              -----------
     Total assets ....................................................    $ 4,667,910              $ 2,961,331
                                                                          ===========              ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses .............................    $   257,292              $ 2,384,634
   Deferred subscription fees ........................................         80,333                  444,654
   Promissory notes payable ..........................................             --                3,125,000
                                                                          -----------              -----------
     Total current liabilities .......................................        337,625                5,954,288
   Deferred subscription fees ........................................        144,667                  505,740
                                                                          -----------              -----------
     Total liabilities ...............................................        482,292                6,460,028
                                                                          -----------              -----------

STOCKHOLDERS' EQUITY:
   Convertible preferred stock, $.01 par value, 300,000,000
     shares authorized:
     - Series A Convertible; 50,000,000 shares designated; 5,000,000 shares issued and outstanding (liquidation preference of
       $5,000,000 at September 30, 2000) .............................         50,000                   50,000
     - Series B Convertible; 50,000,000 shares designated; no
       shares issued and outstanding .................................             --                       --
   Common stock, $.01 par value, 300,000,000 shares authorized;
       10,000,000 and 26,907,083 shares issued and outstanding at
       December 31, 1999 and September 30, 2000, respectively ........        100,000                  269,071
       Unearned stock grant compensation .............................             --                  (83,858)
   Additional paid-in capital ........................................      4,686,087                4,686,087
   Deficit accumulated during development stage ......................       (650,469)              (8,419,997)
                                                                          -----------              -----------
                                                                            4,185,618               (3,498,697)
                                                                          -----------              -----------

Total liabilities and stockholders' equity ...........................    $ 4,667,910              $ 2,961,331
                                                                          ===========              ===========

                                MD2PATIENT, INC.

                        CONDENSED STATEMENT OF OPERATIONS

                                                               Three Months            Nine Months
                                                                  Ended                   Ended
                                                           September 30, 2000      September 30, 2000
                                                           ------------------      ------------------
                                                               (unaudited)            (unaudited)
REVENUE .............................................        $    142,765             $    230,765

OPERATING EXPENSES:
   Selling, general and administrative ..............          (3,486,721)              (7,957,157)
                                                             ------------             ------------
   Loss from operations .............................          (3,343,956)              (7,726,392)

   Interest income ..................................               4,329                   37,280

   Interest expense .................................             (75,416)                 (80,416)
                                                             ------------             ------------

     Net loss .......................................        $ (3,415,043)            $ (7,769,528)
                                                             ============             ============

Basic and diluted net loss per share ................        $      (0.12)            $      (0.30)
                                                             ============             ============

Basic and diluted weighted average shares outstanding          28,652,518               26,103,555
                                                             ============             ============

                                MD2PATIENT, INC.

                        CONDENSED STATEMENT OF CASH FLOWS

                                                                 Nine Months
                                                                   Ended
                                                            September 30, 2000
                                                            ------------------
                                                                (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ..............................................     $(7,769,528)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
       Depreciation and amortization .....................         417,953
       Stock grant compensation ..........................          85,212
       Write off of deferred offering costs ..............         858,941
       Change in assets and liabilities:
         Prepaid and other ...............................          52,222
         Accounts payable and accrued expenses ...........       2,127,341
         Deferred subscription fees ......................         725,395
                                                               -----------
           Net cash used in operating activities .........      (3,502,464)

CASH FLOWS USED BY INVESTING ACTIVITIES:
   Capital expenditures ..................................      (2,680,777)
                                                               -----------

           Net cash used in investing activities .........      (2,680,777)
                                                               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Deferred offering costs ...............................        (674,613)
   Proceeds from promissory notes payable ................       3,125,000
                                                               -----------

           Net cash provided by financing activities .....       2,450,387
                                                               -----------

           Net decrease in cash ..........................      (3,732,854)
                                                               -----------

   Cash, beginning of period .............................       4,025,058
                                                               -----------

   Cash, end of period ...................................     $   292,204
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

MD2patient, Inc. is in the development stage as its operations principally involve the building of its web site infrastructure, market analysis, capital raising and other business planning activities. Only $230,765 of revenue has been generated for the nine months ended September 30, 2000. Since MD2patient, Inc. is in the development stage, the accompanying financial statements should not be regarded as typical for normal operating periods.

2.       BASIS OF PRESENTATION

The condensed financial statements included herein are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 1999, which are contained in the Company's Registration Statement filed on Form S-1 with the Securities and Exchange Commission (File No. 333-91619). The results of operations for the nine-month period ended September 30, 2000, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

3.       NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon an assumed conversion of outstanding Series A Convertible Preferred Stock and an assumed exercise of outstanding Warrants, are included in diluted net loss per share only when these shares are dilutive. The total number of shares excluded from the calculations of dilutive loss per share was 6,000,000 at September 30, 2000.

4.       EMPLOYMENT AGREEMENTS

In August 2000, two executive officers resigned and their severance payments totaling $425,000 have been accrued on the accompanying balance sheet. On October 31, 2000, the Company terminated its employment agreements with six executive officers. The executive officers remain in the employment of the Company without contracts.

5.       COMMON STOCK

On July 3, 1999, md2patient was formed as a wholly-owned subsidiary of Heritage Group LLC and accordingly issued 50,000,000 shares of Common Stock for a purchase price of $100,000. On November 23, 1999 and on October 31, 2000, the Company and Heritage Group LLC effected recapitalizations pursuant to which all 50,000,000 shares of Common Stock were returned to md2patient to be available for reissuance at the discretion of the Board of Directors.

6.       2000 LONG-TERM INCENTIVE PLAN

Effective January 13, 2000, the Board of Directors and shareholders approved the 2000 Long-term Incentive Plan which provides for the grant of nonqualified and incentive stock options, stock appreciation rights, performance shares, restricted stock and other stock-based awards. There are 10,000,000 shares available under this plan for future grants at September 30, 2000. Under the provisions of the 2000 plan, incentive stock options are to be granted at an exercise price of not less than fair market value of our Common Stock on the date of grant, and nonqualified stock options are to be granted at an exercise price not less than 85% of the fair market value of our Common Stock on the date of grant. To date no grants have been made under this plan.

7.       RESTRICTED STOCK GRANTS

During 2000, the Company granted 16,055,000 restricted shares of Common Stock to certain of its employees and directors. Shares were awarded in the name of the employee, who has all rights of a shareholder, subject to certain restrictions on transferability and a risk of forfeiture. The forfeiture provisions expire monthly, over a period not to exceed five years. Restricted shares subject to forfeiture provisions have been recorded as unearned stock grant compensation totaling $127,086 in stockholders' equity and, accordingly, $43,237 has been recognized as compensation expense for the nine months ending September 30, 2000. As of October 31, 2000 and after giving effect to resignations, forfeitures and amendments to certain grants, the aggregate number of shares granted to employees and directors and subject to such restrictions was 8,051,596 shares.

8.       STOCK GRANTS

During February 2000, the Company granted 597,500 shares of Common Stock to seven individuals who had been instrumental in the initial start-up activities during 1999. Accordingly, $5,975 of compensation expense was recorded relating to these grants.

During June 2000, the Company issued 3,600,000 shares of Common Stock to Heritage Health Systems, Inc.("HHS") pursuant to an Internet Services Agreement entered into between HHS and the Company. HHS provides various management and administrative services to independent physician associations ("IPA"). Pursuant to the terms of the agreement, we will have the opportunity to provide consulting and Internet-related services to HHS. HHS has agreed to exclusively endorse and recommend our services to its IPAs. HHS has agreed to exclusively endorse and recommend our services to its affiliated independent physician associations involving joint ownership of entities that will provide Internet services to the associations. We recorded $36,000 of consulting expense in connection with this issuance.

On October 31, 2000, the Company granted 4,600,000 shares of Common Stock to an individual who agreed to serve as a member of the Company's Board of Directors. Accordingly, $46,000 of consulting expense was recorded related to this grant.

9.       PROMISSORY NOTES PAYABLE

During June to October 2000, the Company borrowed $3,350,000 pursuant to promissory notes that bear interest at an annual rate of 12% and mature one year from date of issuance. The Company may pre-pay the promissory notes at any time without penalty. A total of $2,000,000 of these promissory notes were issued to directors, executive officers, family members of a director and employees of the Company, including: $275,000 to Rock A. Morphis (Chairman), $200,000 to Joseph
B. Crace (Director), $200,000 to Mr. Crace's parents, R. Joseph and Rita H. Crace; $200,000 to Mr. Crace's brother, Robert K. Crace; $400,000 to Albert Rodewald (Executive Vice President, Chief Technology Officer and Director); $250,000 to John E. Blount (Director); and $200,000 to James G. Petway, Jr. (President and Chief Financial Officer).

10.      OFFERINGS

In November 1999, we filed a registration statement on Form S-1 with the Securities and Exchange Commission with respect to certain securities being offered by the Company. The terms of such public offering included a requirement that the Company receive offers to purchase a minimum of 5,000,000 shares of Series B Convertible Preferred Stock as a condition precedent to closing the offering. While the Company received offers to purchase approximately 3,400,000 shares in such offering, we failed to meet the designated minimum and, therefore, we terminated the offering and withdrew the registration statement effective October 24, 2000. On November 9, 2000, we initiated a private placement of convertible promissory notes. We are seeking to raise up to $10 million through the issuance of such notes. The notes will bear interest at an annual rate of 8% and will mature ten years from the date of issuance. The notes will be convertible into Common Stock upon the occurrence of certain events or, at the option of the holder, any time after the first anniversary of the date of issuance. To date the Company has not issued any notes in connection with the private placement, and therefore, has not received any offering proceeds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

FORWARD LOOKING STATEMENTS

         The following discussion of the financial condition and results of operation should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report. This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. When used in this document, the words "expects," "anticipates," "intends," "believes," and "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed in this document. We do not intend to update any of the forward-looking statements after the date of this filing on Form 10-Q to conform these statements to actual results. Facts that could cause or contribute to such differences include those discussed below, as well as those discussed in our registration statement filed on Form S-1 (File No. 333-91619) in connection with our public offering.

OVERVIEW

         We are a development stage company formed to assist physicians in web-enabling their practices by building a community of on-line physicians and providing access to selected web-based content and services. Our business model is premised on our belief that by web-enabling the practices of our physician subscribers, we can assist them in improving patient outcomes, enhancing the efficiency of their practices, and developing products and services that can improve the economic performance of their practices through the application of innovative technologies. We completed the initial development and launch of our web site during April 2000, and have begun to offer limited Internet services.

ANTICIPATED SOURCES OF REVENUE

         We will seek to generate revenue primarily from the following sources:

-        fees paid by physician subscribers;
- fees paid by pharmaceutical and drug manufacturing companies in connection with patient compliance and drug awareness programs, e-detailing, surveys and sponsorships; and
- fees paid by vendors in connection with business-to-business e-commerce transactions generated through our site.

         PHYSICIAN SUBSCRIPTIONS. We plan to build and to retain a physician subscriber base by offering an evolving array of content and services selected by our physician specialty panels. Subscriptions will be sold to individual physicians for three years of service to be paid in a single lump sum of $1,000 or three annual installments of $400. As of September 30, 2000, we had over 3,000 physician subscribers.

PHARMACEUTICAL OPPORTUNITIES

         PATIENT ADHERENCE PROGRAMS. Based on recent studies, patients receiving prescription medications for chronic diseases experience a non-compliance (fallout) rate of 40% to 60% by the sixth month. Currently, patient adherence programs for chronic drugs are generally underwritten by pharmaceutical companies and outsourced to third parties for implementation. The adherence program typically consists of letters forwarded to the patient via U.S. mail. md2patient has developed an innovative notification system which automates the communication to the patient, patient's family and caregiver. md2patient's system is Internet based and allows adherence programs to be launched and sponsored by the patient's physician and are designed to educate the patient on the importance of chronic drug therapy and remind the patient about a prescription renewal. Subject to federal and state healthcare regulatory requirements, we anticipate compensating physicians at fair market value for their time and services in connection with the deployment and maintenance of this notification system. As of the date of this Filing, we have not entered into any agreements with pharmaceutical companies to provide such services.

         DRUG AWARENESS PROGRAMS TARGETING PHYSICIANS. These programs are designed to (a) increase the awareness of a drug's attributes/efficacy within a targeted population of physicians, (b) as a means to determine/educate alternative uses of a pharmaceutical drug, and the benefits of using this drug as opposed to those produced and sold by competitors. The md2patient model enables pharmaceutical companies to efficiently access and educate physicians, as well as recruit physicians to participate in alternative use tests. In addition, the md2patient model provides a means to efficiently communicate to physician awareness program findings.

         E-DETAILING. md2patient has a multifaceted platform from which to access physicians by specialty and geography. e-Detailing is a label used for a number of different programs, which facilitates pharmaceutical companies communication of specific drug attributes to a physician. The most common detailing is done by a local market drug representative via a face-to-face visit to the practice office during business hours. Our physician subscribers have confirmed their preference to interface with pharmaceutical companies in ways other than the traditional sales representative visits. We intend to work with pharmaceutical companies and their local and regional representatives to structure targeted campaigns to our physician subscribers and set specific dates and times to meet with each at a time that is convenient. Such campaigns may include on-line meetings as an efficient means to disseminate the information to such physicians. The revenue opportunity for md2patient is a fee for each physician contacted. As of the date of this Filing, we have not been engaged to provide these e-detailing services.

         SURVEYS. md2patient can facilitate rapid access to desirable physician specialties for surveys and on-line interactive forums for pharmaceutical companies.

         SPONSORSHIPS. Sponsorships typically consist of a rental arrangement for defined space on a web site where the sponsoring organization can display/communicate pertinent information about their product. For example, for specific procedures/diseases, we can host on-line informational brochures designed for either physicians or patients. We intend to target pharmaceutical companies, insurance and healthcare companies to contract for sponsorships; however, as of the date of this Filing, we have not entered into any sponsorship agreements.

         BUSINESS TO BUSINESS E-COMMERCE TRANSACTIONS. In connection with the development of our web site, we can currently offer and will continue to deploy services and applications to assist physicians and their practice staff in the day-to-day management and operation of their practices. Examples of these tools include eligibility verification, claims submission, patient registration, appointment verification and prescription refill requests.

CURRENT AND ANTICIPATED FINANCIAL COMMITMENTS

         Beginning in late March 2000, we accelerated our efforts to implement our business plan and our associated spending. Arthur Andersen LLP continued to assist us in developing our technical infrastructure and web site through June 30, 2000. However, beginning in July we brought virtually all programming and maintenance functions in-house to be managed by our information and technology development team.

         We currently employ 36 persons, including senior level personnel who supervise operations, content management and information services. We also anticipate a need in the near future to hire additional personnel, especially in the area of field operations to service our physician subscribers and their offices.

         As a result of these activities, we anticipate incurring substantial additional costs and expenses related to the continued development of our web portal and the hiring of qualified personnel. Future costs and expenses will include sales and marketing expenses incurred to attract physician subscribers to our web services, ongoing technology costs to enhance the content and services available to our physician subscribers and their patients, and costs associated with field operations which service our physicians and their offices.

LIQUIDITY AND CAPITAL RESOURCES

         During 1999, we raised $5,000,000 through a private placement of 5,000,000 shares of our Series A Convertible Preferred Stock and warrants. We also raised $100,000 through the private placement of Common Stock to Heritage Group, LLC. In November 1999, we filed a registration statement on Form S-1 with the Securities and Exchange Commission with respect to certain securities being offered by the Company. The terms of such public offering included a requirement that the Company receive offers to purchase a minimum of 5,000,000 shares of Series B Convertible Preferred Stock as a condition precedent to closing the offering. While the Company received offers to purchase approximately 3,400,000 shares in such offering, we failed to meet the designated minimum and, therefore, on October 24, 2000 we terminated the offering and withdrew the registration statement. On November 9, 2000, we initiated a private placement of convertible promissory notes. We are seeking to raise up to $10 million through the issuance of such notes. The notes will bear interest at an annual rate of 8% and will mature ten years from the date of issuance. The notes will be convertible into Common Stock upon the occurrence of certain events or, at the option of the holder, any time after the first anniversary of the date of issuance. To date the Company has not issued any notes in connection with the private placement, and therefore, has not received any offering proceeds.

         Since inception of our business operations, our principal commitments have consisted of our agreements with Arthur Andersen, our web site consultant, debt incurred to finance our working capital needs, including, payroll, technology purchases, and the costs and expenses incurred in connection with our efforts to raise capital. Our web site presently makes limited content and services available to our physician subscribers, including the development of customized physician web pages and various clinical information databases. The physician web pages provide patient access to information related to individual physician practices.

         In late March 2000, we accelerated the implementation of our business plan by, among other things, expanding our technical and sales infrastructure which resulted in an increase in the general and administrative expenses associated with operating our business. As of September 30, 2000, our primary source of liquidity was the $0.3 million of cash and cash equivalents on hand. We do not have a bank credit facility. Accordingly, since June 2000, we have borrowed $3,350,000 to meet our working capital needs. These loans were principally made by our executive officers and directors and are evidenced by promissory notes that bear interest at an annual rate of 12% and mature one year from the date of issuance. To reduce operating expenses, in May and June we hired several information technology personnel and brought virtually all programming and maintenance functions related to our web site in-house. This allowed us to substantially reduce the fees we were paying to Arthur Andersen in connection with the development and maintenance of our technical infrastructure. Additionally, in August we reduced our work force from 58 to approximately 39 employees and our five most senior executive officers and other employees agreed to voluntary salary deferrals to further reduce our current cash outflows. If we are successful in issuing at least $5 million worth of notes in our ongoing private placement, we believe we will have sufficient capital to meet current liabilities, however, without a further reduction in our operating expenses, we believe we will still need additional capital to meet our anticipated long-term working capital requirements.

         We expect a significant deployment of cash during the remainder of the calendar year as we continue to implement our business plan and procure the content and services to be provided to our physician subscribers. We are actively pursuing other sources of new cash financing, including the possibility of creating a new series of preferred stock to be issued to institutional investors in connection with a convertible debt or equity investment in md2patient. Additionally, we are exploring other strategic alternatives that may include a joint venture, strategic alliance or, possibly, the sale of the company. If additional funds are raised through the issuance of equity or convertible debt securities, these securities may have rights, preferences or privileges that are superior to those securities currently outstanding and may result in substantial dilution to existing shareholders. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will be on acceptable terms. If such financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of business opportunities, respond to competitive pressures, or meet operating obligations, any of which would have a material adverse affect on our business, financial condition and results of operations.

         Cash used in operating activities for the nine months ended September 30, 2000 was $3,502,000. The cash used in operating activities was attributable to funding net operating losses offset by non-cash charges for amortization of deferred stock compensation, write off of deferred offering costs, depreciation and amortization.

These amounts were further offset by increases in deferred subscription fees, accounts payable and accrued expenses. Cash used in investing activities for the nine months ended September 30, 2000 was $2,681,000. The cash used in investing activities was attributable to capital expenditures. Cash provided by financing activities for the nine months ended September 30, 2000 was $2,450,000, which was attributable to the proceeds from promissory notes offset by deferred offering costs incurred.

         Our losses from inception to September 30, 2000 total $8,419,997, consisting principally of costs incurred in the form of direct expenses primarily consisting of payroll, legal and consulting fees. These costs relate to the development of our web site, sales and marketing expenses incurred to attract physician subscribers to our Internet services, and our capital-raising activities to date.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None.


                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(D)      USE OF PROCEEDS

         The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933, as amended (File No. 333-91619), and relating to the initial public offering of (i) Series B Convertible Preferred Stock (ii) Series A Convertible Preferred Stock, and (iii) Warrants to purchase Series A Convertible Preferred Stock, was April 7, 2000. On October 24, 2000, we terminated the offering and requested the withdrawal of the registration statement. None of the shares of Series B Convertible Preferred Stock, Series A Convertible Preferred Stock or Warrants were sold and, therefore, we did not receive any offering proceeds.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         On November 9, 2000, we initiated a private placement of convertible promissory notes. We are seeking to raise up to $10 million through the issuance of such notes. The notes will bear interest at an annual rate of 8% and will mature ten years from the date of issuance. The notes will be convertible into Common Stock upon the occurrence of certain events or, at the option of the holder, any time after the first anniversary of the date of issuance. To date the Company has not issued any notes in connection with the private placement and, therefore, has not received any offering proceeds.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)      EXHIBITS

         Exhibit 27        Financial Data Schedule


(B)      REPORTS ON FORM 8-K

         The Company filed a Current Report on Form 8-K on August 23, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MD2PATIENT, INC.


                                    /s/ John E. Blount
                                    -------------------------------------
                                        John E. Blount
                                    Chief Executive Officer


                                    /s/ James G. Petway, Jr.
                                    -------------------------------------
                                        James G. Petway, Jr.
                                    President and Chief Financial Officer


November 13, 20000